Form 10-Q
period 2006-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B
filed 2006-08-14
CIK 873739, 872121, 870229, 860745, 863837, 863835

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

Commission File Number:

      III-A:  0-18302         III-B:  0-18636         III-C:  0-18634
      III-D:  0-18936         III-E:  0-19010         III-F:  0-19102


                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
            ---------------------------------------------------------
             (Exact name of Registrant as specified in its Articles)

                                          III-A 73-1352993
                                          III-B 73-1358666
                                          III-C 73-1356542
                                          III-D 73-1357374
                                          III-E 73-1367188
         Oklahoma                         III-F 73-1377737
----------------------------    -------------------------------
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)

   Two West Second Street, Tulsa, Oklahoma              74103
   ------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:(918) 583-1791


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X               No
                            ------                    ------

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

                             Large accelerated filer
                  --------

                             Accelerated filer
                  --------

                      X      Non-accelerated filer
                  --------


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).


                        Yes                     No     X
                            ------                    ------

The Depositary Units are not publicly traded; therefore, Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2006              2005
                                             ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                  $  976,717        $1,209,317
   Accounts receivable:
      Oil and gas sales                          572,070           831,772
                                              ----------        ----------
        Total current assets                  $1,548,787        $2,041,089

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 699,653           775,391

DEFERRED CHARGE                                  186,254           190,240
                                              ----------        ----------
                                              $2,434,694        $3,006,720
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  111,077        $  126,411
   Gas imbalance payable                          21,315            17,660
   Asset retirement obligation -
      current (Note 1)                            26,493            14,606
                                              ----------        ----------
        Total current liabilities             $  158,885        $  158,677

LONG-TERM LIABILITIES:
   Accrued liability                          $   26,965        $   27,120
   Asset retirement obligation
      (Note 1)                                   265,618           270,650
                                              ----------        ----------
        Total long-term liabilities           $  292,583        $  297,770

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   99,629)      ($   59,217)
   Limited Partners, issued and
      outstanding, 263,976 units               2,082,855         2,609,490
                                              ----------        ----------
        Total Partners' capital               $1,983,226        $2,550,273
                                              ----------        ----------
                                              $2,434,694        $3,006,720
                                              ==========        ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                 2006              2005
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,041,693        $1,136,402
   Interest income                                 8,868             4,109
                                              ----------        ----------
                                              $1,050,561        $1,140,511

COSTS AND EXPENSES:
   Lease operating                            $  137,181        $  115,266
   Production tax                                 90,877            98,708
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  56,394            22,819
   General and administrative
      (Note 2)                                    73,395            73,423
                                              ----------        ----------
                                              $  357,847        $  310,216
                                              ----------        ----------

NET INCOME                                    $  692,714        $  830,295
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   73,460        $   84,672
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  619,254        $  745,623
                                              ==========        ==========
NET INCOME per unit                           $     2.35        $     2.82
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========


















            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                 2006              2005
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,155,013        $2,170,098
   Interest income                                18,014             7,990
                                              ----------        ----------
                                              $2,173,027        $2,178,088

COSTS AND EXPENSES:
   Lease operating                            $  302,094        $  378,494
   Production tax                                179,382           197,828
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  83,884            46,808
   General and administrative
      (Note 2)                                   170,875           168,387
                                              ----------        ----------
                                              $  736,235        $  791,517
                                              ----------        ----------

NET INCOME                                    $1,436,792        $1,386,571
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  149,427        $  142,071
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,287,365        $1,244,500
                                              ==========        ==========
NET INCOME per unit                           $     4.88        $     4.71
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========


















            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                  2006             2005
                                              ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,436,792       $1,386,571
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 83,884           46,808
      (Increase) decrease in accounts
        receivable - oil and gas sales            259,702      (    95,998)
      (Increase) decrease in deferred
        charge                                      3,986      (     3,728)
      Increase (decrease) in accounts
        payable                               (     3,215)          15,048
      Increase (decrease) in gas
        imbalance payable                           3,655      (     3,636)
      Decrease in accrued liability           (       155)     (     3,934)
                                               ----------       ----------
Net cash provided by operating
   activities                                  $1,784,649       $1,341,131
                                               ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($   13,410)     ($   15,581)
                                               ----------       ----------
Net cash used by investing
   activities                                 ($   13,410)     ($   15,581)
                                               ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($2,003,839)     ($1,397,801)
                                               ----------       ----------
Net cash used by financing
   activities                                 ($2,003,839)     ($1,397,801)
                                               ----------       ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                ($  232,600)     ($   72,251)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          1,209,317        1,038,719
                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  976,717       $  966,468
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  495,062        $  604,086
   Accounts receivable:
      Oil and gas sales                          319,220           433,785
                                              ----------        ----------
        Total current assets                  $  814,282        $1,037,871

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 374,307           414,293

DEFERRED CHARGE                                  123,122           125,644
                                              ----------        ----------
                                              $1,311,711        $1,577,808
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   75,671        $   76,295
   Gas imbalance payable                          13,133             9,707
   Asset retirement obligation -
      current (Note 1)                            14,745             9,255
                                              ----------        ----------
        Total current liabilities             $  103,549        $   95,257

LONG-TERM LIABILITIES:
   Accrued liability                          $    8,001        $    9,664
   Asset retirement obligation
      (Note 1)                                   174,231           175,358
                                              ----------        ----------
        Total long-term liabilities           $  182,232        $  185,022

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   63,692)      ($   35,041)
   Limited Partners, issued and
      outstanding, 138,336 units               1,089,622         1,332,570
                                              ----------        ----------
        Total Partners' capital               $1,025,930        $1,297,529
                                              ----------        ----------
                                              $1,311,711        $1,577,808
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                  2006              2005
                                                --------          --------

REVENUES:
   Oil and gas sales                            $563,165          $605,293
   Interest income                                 4,186             1,942
                                                --------          --------
                                                $567,351          $607,235

COSTS AND EXPENSES:
   Lease operating                              $ 87,560          $ 62,270
   Production tax                                 52,005            55,744
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  34,013            12,425
   General and administrative
      (Note 2)                                    38,978            39,123
                                                --------          --------
                                                $212,556          $169,562
                                                --------          --------

NET INCOME                                      $354,795          $437,673
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 57,354          $ 67,099
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $297,441          $370,574
                                                ========          ========
NET INCOME per unit                             $   2.15          $   2.68
                                                ========          ========
UNITS OUTSTANDING                                138,336           138,336
                                                ========          ========


















            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                 2006              2005
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,153,636        $1,130,446
   Interest income                                 8,612             3,934
                                              ----------        ----------
                                              $1,162,248        $1,134,380

COSTS AND EXPENSES:
   Lease operating                            $  192,721        $  223,648
   Production tax                                102,288           111,606
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  49,636            16,955
   General and administrative
      (Note 2)                                   101,474            99,373
                                              ----------        ----------
                                              $  446,119        $  451,582
                                              ----------        ----------

NET INCOME                                    $  716,129        $  682,798
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  113,077        $  104,203
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  603,052        $  578,595
                                              ==========        ==========
NET INCOME per unit                           $     4.36        $     4.18
                                              ==========        ==========
UNITS OUTSTANDING                                138,336           138,336
                                              ==========        ==========


















            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)
                                                    2006            2005
                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $716,129        $682,798
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  49,636          16,955
      (Increase) decrease in accounts
        receivable - oil and gas sales             114,565       (  55,163)
      (Increase) decrease in deferred
        charge                                       2,522       (   2,938)
      Increase in accounts payable                   3,026           2,179
      Increase (decrease) in gas imbalance
        payable                                      3,426       (   1,425)
      Decrease in accrued liability              (   1,663)      (   2,526)
                                                  --------        --------
Net cash provided by operating
   activities                                     $887,641        $639,880
                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($  8,937)      ($  1,303)
                                                  --------        --------
Net cash used by investing
   activities                                    ($  8,937)      ($  1,303)
                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($987,728)      ($694,900)
                                                  --------        --------
Net cash used by financing
   activities                                    ($987,728)      ($694,900)
                                                  --------        --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                   ($109,024)      ($ 56,323)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             604,086         556,249
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $495,062        $499,926
                                                  ========        ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  890,908        $1,013,378
   Accounts receivable:
      Oil and gas sales                          611,595           884,091
                                              ----------        ----------
        Total current assets                  $1,502,503        $1,897,469

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,872,907         1,544,711

DEFERRED CHARGE                                   59,090            62,603
                                              ----------        ----------
                                              $3,434,500        $3,504,783
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  221,433        $  263,892
   Gas imbalance payable                          66,546            76,928
   Asset retirement obligation -
      current (Note 1)                            19,328            19,679
                                              ----------        ----------
        Total current liabilities             $  307,307        $  360,499

LONG-TERM LIABILITIES:
   Accrued liability                          $  115,012        $  124,681
   Asset retirement obligation
      (Note 1)                                   364,589           355,551
                                              ----------        ----------
        Total long-term liabilities           $  479,601        $  480,232

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  123,738)      ($  105,515)
   Limited Partners, issued and
      outstanding, 244,536 units               2,771,330         2,769,567
                                              ----------        ----------
        Total Partners' capital               $2,647,592        $2,664,052
                                              ----------        ----------
                                              $3,434,500        $3,504,783
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                 2006             2005
                                              ----------        --------

REVENUES:
   Oil and gas sales                          $1,000,961        $982,319
   Interest income                                 7,657           3,918
   Other income                                        -             800
                                              ----------        --------
                                              $1,008,618        $987,037

COSTS AND EXPENSES:
   Lease operating                            $  184,264        $ 83,193
   Production tax                                 73,081          69,352
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  73,956          41,751
   General and administrative
      (Note 2)                                    68,065          68,113
                                              ----------        --------
                                              $  399,366        $262,409
                                              ----------        --------

NET INCOME                                    $  609,252        $724,628
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   66,816        $ 75,756
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  542,436        $648,872
                                              ==========        ========
NET INCOME per unit                           $     2.22        $   2.65
                                              ==========        ========
UNITS OUTSTANDING                                244,536         244,536
                                              ==========        ========

















            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                 2006              2005
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,233,942        $1,936,824
   Interest income                                15,268             6,341
   Other income                                        -             2,541
                                              ----------        ----------
                                              $2,249,210        $1,945,706

COSTS AND EXPENSES:
   Lease operating                            $  369,576        $  239,526
   Production tax                                163,644           134,171
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 128,387            93,787
   General and administrative
      (Note 2)                                   160,057           157,631
                                              ----------        ----------
                                              $  821,664        $  625,115
                                              ----------        ----------

NET INCOME                                    $1,427,546        $1,320,591
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  152,783        $  139,637
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,274,763        $1,180,954
                                              ==========        ==========
NET INCOME per unit                           $     5.21        $     4.83
                                              ==========        ==========
UNITS OUTSTANDING                                244,536           244,536
                                              ==========        ==========

















            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)
                                                    2006           2005
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,427,546     $1,320,591
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  128,387         93,787
      Settlement of asset retirement
        obligation                              (       109)             -
      (Increase) decrease in accounts
        receivable - oil and gas sales              272,496    (    54,662)
      (Increase) decrease in deferred
        charge                                        3,513    (     6,029)
      Increase (decrease) in accounts
        payable                                 (    95,269)         5,259
      Decrease in gas imbalance
        payable                                 (    10,382)   (     7,201)
      Decrease in accrued liability             (     9,669)   (    43,918)
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $1,716,513     $1,307,827
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  394,977)   ($   92,281)
                                                 ----------     ----------
Net cash used by investing
   activities                                   ($  394,977)   ($   92,281)
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,444,006)   ($  962,916)
                                                 ----------     ----------
Net cash used by financing
   activities                                   ($1,444,006)   ($  962,916)
                                                 ----------     ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($  122,470)    $  252,630

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,013,378        682,792
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  890,908     $  935,422
                                                 ==========     ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  501,105        $  547,247
   Accounts receivable:
      Oil and gas sales                          362,943           527,187
                                              ----------        ----------
        Total current assets                  $  864,048        $1,074,434

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 942,499           651,461

DEFERRED CHARGE                                   14,691            15,342
                                              ----------        ----------
                                              $1,821,238        $1,741,237
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  154,211        $  155,178
   Gas imbalance payable                          41,622            42,943
   Asset retirement obligation -
      current (Note 1)                            14,035            17,420
                                              ----------        ----------
        Total current liabilities             $  209,868        $  215,541

LONG-TERM LIABILITIES:
   Accrued liability                          $  140,185        $  153,747
   Asset retirement obligation
      (Note 1)                                   192,030           186,678
                                              ----------        ----------
        Total long-term liabilities           $  332,215        $  340,425

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   38,987)      ($   29,279)
   Limited Partners, issued and
      outstanding, 131,008 units               1,318,142         1,214,550
                                              ----------        ----------
        Total Partners' capital               $1,279,155        $1,185,271
                                              ----------        ----------
                                              $1,821,238        $1,741,237
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)
                                                  2006            2005
                                                --------        --------

REVENUES:
   Oil and gas sales                            $585,954        $557,045
   Interest income                                 3,809           2,189
   Other income                                        -             115
                                                --------        --------
                                                $589,763        $559,349

COSTS AND EXPENSES:
   Lease operating                              $ 95,919        $ 50,814
   Production tax                                 42,369          38,410
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  37,498          22,846
   General and administrative
      (Note 2)                                    37,640          37,357
                                                --------        --------
                                                $213,426        $149,427
                                                --------        --------

NET INCOME                                      $376,337        $409,922
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 40,628        $ 42,819
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $335,709        $367,103
                                                ========        ========
NET INCOME per unit                             $   2.56        $   2.81
                                                ========        ========
UNITS OUTSTANDING                                131,008         131,008
                                                ========        ========



















            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)
                                                 2006              2005
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,300,940        $1,092,106
   Interest income                                 7,870             3,586
   Other income                                        -               364
                                              ----------        ----------
                                              $1,308,810        $1,096,056

COSTS AND EXPENSES:
   Lease operating                            $  212,876        $  138,959
   Production tax                                 93,758            74,988
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  70,645            39,883
   General and administrative
      (Note 2)                                    98,016            95,503
                                              ----------        ----------
                                              $  475,295        $  349,333
                                              ----------        ----------

NET INCOME                                    $  833,515        $  746,723
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   88,923        $   77,870
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  744,592        $  668,853
                                              ==========        ==========
NET INCOME per unit                           $     5.68        $     5.11
                                              ==========        ==========
UNITS OUTSTANDING                                131,008           131,008
                                              ==========        ==========



















            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)
                                                   2006             2005
                                               ------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $  833,515        $746,723
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  70,645          39,883
      Settlement of asset retirement
        obligation                             (     1,152)              -
      (Increase) decrease in accounts
        receivable - oil and gas sales             164,244       (  11,648)
      (Increase) decrease in deferred
        charge                                         651       (   4,296)
      Decrease in accounts payable             (    41,631)      (  66,729)
      Decrease in gas imbalance
        payable                                (     1,321)              -
      Decrease in accrued liability            (    13,562)      (  29,445)
                                                ----------        --------
Net cash provided by operating
   activities                                   $1,011,389        $674,488
                                                ----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  317,900)      ($ 37,130)
                                                ----------        --------
Net cash used by investing
   activities                                  ($  317,900)      ($ 37,130)
                                                ----------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($  739,631)      ($550,759)
                                                ----------        --------
Net cash used by financing
   activities                                  ($  739,631)      ($550,759)
                                                ----------        --------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                        ($   46,142)       $ 86,599

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             547,247         432,834
                                                ----------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  501,105        $519,433
                                                ==========        ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                 June 30,       December 31,
                                                   2006             2005
                                               ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $1,069,285       $1,460,559
   Accounts receivable:
      Oil and gas sales                            858,034        1,272,925
                                                ----------       ----------
        Total current assets                    $1,927,319       $2,733,484

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,919,222        1,981,508

DEFERRED CHARGE                                     34,802           40,254
                                                ----------       ----------
                                                $3,881,343       $4,755,246
                                                ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $  202,740       $  324,885
   Accrued liability - other (Note 1)               11,865                -
   Gas imbalance payable                            17,735           16,538
   Asset retirement obligation -
      current (Note 1)                               8,155           23,971
                                                ----------       ----------
        Total current liabilities               $  240,495       $  365,394

LONG-TERM LIABILITIES:
   Accrued liability                            $  172,765       $  254,420
   Asset retirement obligation
      (Note 1)                                     439,735          413,791
                                                ----------       ----------
        Total long-term liabilities             $  612,500       $  668,211

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  248,531)     ($  197,010)
   Limited Partners, issued and
      outstanding, 418,266 units                 3,276,879        3,918,651
                                                ----------       ----------
        Total Partners' capital                 $3,028,348       $3,721,641
                                                ----------       ----------
                                                $3,881,343       $4,755,246
                                                ==========       ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                 2006              2005
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,125,106        $1,353,943
   Interest income                                11,518             5,952
                                              ----------        ----------
                                              $1,136,624        $1,359,895

COSTS AND EXPENSES:
   Lease operating                            $  172,335        $  213,857
   Production tax                                 78,205            94,091
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  60,597            41,909
   General and administrative
      (Note 2)                                   118,145           117,026
                                              ----------        ----------
                                              $  429,282        $  466,883
                                              ----------        ----------

NET INCOME                                    $  707,342        $  893,012
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   75,036        $   92,478
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  632,306        $  800,534
                                              ==========        ==========
NET INCOME per unit                           $     1.51        $     1.91
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========


















            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                 2006              2005
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,424,884        $2,570,627
   Interest income                                22,626            10,501
   Other income                                   10,740                 -
                                              ----------        ----------
                                              $2,458,250        $2,581,128

COSTS AND EXPENSES:
   Lease operating                            $  402,486        $  488,730
   Production tax                                161,700           178,186
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 132,354            85,695
   General and administrative
      (Note 2)                                   258,513           254,544
                                              ----------        ----------
                                              $  955,053        $1,007,155
                                              ----------        ----------

NET INCOME                                    $1,503,197        $1,573,973
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  159,969        $  164,060
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,343,228        $1,409,913
                                              ==========        ==========
NET INCOME per unit                           $     3.21        $     3.37
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========

















            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)
                                                   2006            2005
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,503,197      $1,573,973
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 132,354          85,695
      Settlement of asset retirement
        obligation                                       -     (       345)
      (Increase) decrease in accounts
        receivable - oil and gas sales             414,891     (     1,651)
      Decrease in deferred charge                    5,452           9,335
      Decrease in accounts payable             (    54,215)    (   570,440)
      Increase in accrued liability -
        other                                       11,865               -
      Increase in gas imbalance
        payable                                      1,197             486
      Decrease in accrued liability            (    81,655)    (    22,401)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,933,086      $1,074,652
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  127,870)    ($   18,306)
   Proceeds from sale of oil and
      gas properties                                     -           3,099
                                                ----------      ----------
Net cash used by investing
   activities                                  ($  127,870)    ($   15,207)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($2,196,490)    ($1,301,424)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($2,196,490)    ($1,301,424)
                                                ----------      ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($  391,274)    ($  241,979)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,460,559       1,413,497
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,069,285      $1,171,518
                                                ==========      ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                June 30,       December 31,
                                                  2006             2005
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  662,040       $1,062,866
   Accounts receivable:
      Oil and gas sales                           575,017          797,469
                                               ----------       ----------
        Total current assets                   $1,237,057       $1,860,335

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,603,188        1,680,470

DEFERRED CHARGE                                    14,579           17,132
                                               ----------       ----------
                                               $2,854,824       $3,557,937
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  130,849       $  176,398
   Gas imbalance payable                           14,861           13,857
   Asset retirement obligation -
      current (Note 1)                              2,265            1,948
                                               ----------       ----------
        Total current liabilities              $  147,975       $  192,203

LONG-TERM LIABILITIES:
   Accrued liability                           $   71,465       $   84,584
   Asset retirement obligation
      (Note 1)                                    282,860          276,256
                                               ----------       ----------
        Total long-term liabilities            $  354,325       $  360,840

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  116,081)     ($  126,897)
   Limited Partners, issued and
      outstanding, 221,484 units                2,468,605        3,131,791
                                               ----------       ----------
        Total Partners' capital                $2,352,524       $3,004,894
                                               ----------       ----------
                                               $2,854,824       $3,557,937
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)



                                                 2006             2005
                                               --------         --------

REVENUES:
   Oil and gas sales                           $733,032         $811,137
   Interest income                                7,309            3,426
                                               --------         --------
                                               $740,341         $814,563

COSTS AND EXPENSES:
   Lease operating                             $148,229         $119,778
   Production tax                                49,528           43,293
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 50,118           40,254
   General and administrative
      (Note 2)                                   62,029           62,124
                                               --------         --------
                                               $309,904         $265,449
                                               --------         --------

NET INCOME                                     $430,437         $549,114
                                               ========         ========
GENERAL PARTNER - NET INCOME                   $ 46,823         $ 28,895
                                               ========         ========
LIMITED PARTNERS - NET INCOME                  $383,614         $520,219
                                               ========         ========
NET INCOME per unit                            $   1.73         $   2.35
                                               ========         ========
UNITS OUTSTANDING                               221,484          221,484
                                               ========         ========

















            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)



                                                2006               2005
                                             ----------         ----------

REVENUES:
   Oil and gas sales                         $1,594,898         $1,631,089
   Interest income                               15,332              6,011
   Other income                                   9,018                  -
                                             ----------         ----------
                                             $1,619,248         $1,637,100

COSTS AND EXPENSES:
   Lease operating                           $  319,300         $  283,635
   Production tax                                97,647             87,286
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 93,893             77,405
   General and administrative
      (Note 2)                                  147,596            145,267
                                             ----------         ----------
                                             $  658,436         $  593,593
                                             ----------         ----------

NET INCOME                                   $  960,812         $1,043,507
                                             ==========         ==========
GENERAL PARTNER - NET INCOME                 $  102,998         $   54,971
                                             ==========         ==========
LIMITED PARTNERS - NET INCOME                $  857,814         $  988,536
                                             ==========         ==========
NET INCOME per unit                          $     3.87         $     4.46
                                             ==========         ==========
UNITS OUTSTANDING                               221,484            221,484
                                             ==========         ==========
















            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)
                                                    2006            2005
                                                ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $  960,812     $1,043,507
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   93,893         77,405
      (Increase) decrease in accounts
        receivable - oil and gas sales              222,452    (    21,203)
      Decrease in deferred charge                     2,553          4,610
      Increase (decrease) in accounts
        payable                                 (    39,643)         3,569
      Increase in gas imbalance
        payable                                       1,004            399
      Decrease in accrued liability             (    13,119)   (    10,770)
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $1,227,952     $1,097,517
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   15,596)   ($   15,275)
   Proceeds from sale of oil
      and gas properties                                  -          3,190
                                                 ----------     ----------
Net cash used by investing
   activities                                   ($   15,596)   ($   12,085)
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,613,182)   ($1,040,050)
                                                 ----------     ----------
Net cash used by financing
   activities                                   ($1,613,182)   ($1,040,050)
                                                 ----------     ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($  400,826)    $   45,382

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,062,866        696,460
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  662,040     $  741,842
                                                 ==========     ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

            GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)



1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 2006, statements of operations for the three and six months ended June 30, 2006 and 2005, and statements of cash flows for the six months ended June 30, 2006 and 2005 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005, and the cash flows for the six months ended June 30, 2006 and 2005.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2005. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.


      OIL AND GAS PROPERTIES
      ----------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment.

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.


      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be
      (i) recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and (ii) capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. During the year ended December 31, 2005, the Partnerships' asset retirement obligations were revised upward due to increases in both labor and rig costs associated with plugging wells. Cash flows will not be affected until wells are actually plugged and abandoned.

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2006, the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships recognized $20,000, $13,000, $21,000, $12,000, $26,000, and $14,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the three and six months ended June 30, 2006 and 2005 are as shown below.

                                III-A Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $288,695          $116,105
      Accretion expense                            3,416             1,151
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $292,111          $117,256
                                                ========          ========

                                              Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                             ------------       ------------

      Total Asset Retirement
         Obligation, January 1                  $285,256          $114,955
      Accretion expense                            6,855             2,301
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $292,111          $117,256
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 26,493          $  3,614
      Asset Retirement Obligation -
         Long-Term                               265,618           113,642


                                III-B Partnership
                                -----------------

                                             Three Months      Three Months
                                                Ended             Ended
                                              6/30/2006         6/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $186,795          $ 80,639
      Accretion expense                            2,181               808
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $188,976          $ 81,447
                                                ========          ========

                                              Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                              -----------       -----------

      Total Asset Retirement
         Obligation, January 1                  $184,613          $ 79,865
      Accretion expense                            4,363             1,582
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $188,976          $ 81,447
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 14,745          $ 24,802
      Asset Retirement Obligation -
         Long-Term                               174,231            56,645


                                III-C Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2006        6/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $379,515          $207,836
      Additions and revisions                          -                14
      Accretion expense                            4,402             2,112
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $383,917          $209,962
                                                ========          ========

                                              Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $375,230          $204,672
      Additions and revisions                          -             1,083
      Settlements and disposals                (     109)                -
      Accretion expense                            8,796             4,207
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $383,917          $209,962
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 19,328          $ 26,845
      Asset Retirement Obligation -
         Long-Term                               364,589           183,117

                                III-D Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $203,728          $110,431
      Accretion expense                            2,337             1,106
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $206,065          $111,537
                                                ========          ========

                                              Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                              -----------      ------------

      Total Asset Retirement
         Obligation, January 1                  $204,098          $109,182
      Additions and revisions                          -               155
      Settlements and disposals                (   2,732)                -
      Accretion expense                            4,699             2,200
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $206,065          $111,537
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 14,035          $  3,510
      Asset Retirement Obligation -
         Long-Term                               192,030           108,027


                                III-E Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $442,837          $219,243
      Settlements and disposals                        -         (   5,091)
      Accretion expense                            5,053             2,096
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $447,890          $216,248
                                                ========          ========

                                              Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                              -----------       -----------

      Total Asset Retirement
         Obligation, January 1                  $437,762          $217,175
      Settlements and disposals                        -         (   5,091)
      Accretion expense                           10,128             4,164
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $447,890          $216,248
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  8,155          $  7,014
      Asset Retirement Obligation -
         Long-Term                               439,735           209,234

                                III-F Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $281,674          $151,897
      Accretion expense                            3,451             1,713
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $285,125          $153,610
                                                ========          ========


                                              Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $278,204          $150,199
      Accretion expense                            6,921             3,411
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $285,125          $153,610
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  2,265          $  3,063
      Asset Retirement Obligation -
         Long-Term                               282,860           150,547

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements (the "Partnership Agreements") provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2006, the following payments were made to the General Partner or its affiliates by the
      Partnerships:
                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $ 3,927                $ 69,468
               III-B                   2,573                  36,405
               III-C                   3,712                  64,353
               III-D                   3,164                  34,476
               III-E                   8,075                 110,070
               III-F                   3,745                  58,284

      During the six months ended June 30, 2006, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $31,939                $138,936
               III-B                  28,664                  72,810
               III-C                  31,351                 128,706
               III-D                  29,064                  68,952
               III-E                  38,373                 220,140
               III-F                  31,028                 116,568

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

      ACCRUED LIABILITY - OTHER
      -------------------------

      The Accrued Liability - Other at June 30, 2006 for the III-E Partnership represents a charge accrued for the settlement of a lawsuit brought by a royalty owner in the Karon Unit located in Live Oak County, Texas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.


GENERAL
-------

      The Partnerships are engaged in the business of acquiring and operating producing oil and gas properties located in the continental United States. In general, a Partnership acquired producing properties and did not engage in development drilling or enhanced recovery projects, except as an incidental part of the management of the producing properties acquired. Therefore, the economic life of each Partnership is limited to the period of time required to fully produce its acquired oil and gas reserves. The net proceeds from the oil and gas operations are distributed to the Limited Partners and the General Partner in accordance with the terms of the Partnerships' partnership agreements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:

                                                               Limited
                                      Date of              Partner Capital
               Partnership          Activation              Contributions
               -----------       ------------------        ---------------

                  III-A          November 22, 1989           $26,397,600
                  III-B          January 24, 1990             13,833,600
                  III-C          February 27, 1990            24,453,600
                  III-D          September 5, 1990            13,100,800
                  III-E          December 26, 1990            41,826,600
                  III-F          March 7, 1991                22,148,400

      In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2006 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells, well recompletions, or workovers may reduce or eliminate cash available for a particular quarterly distribution. During the six months ended June 30, 2006, capital expenditures for the III-C and III-D Partnerships totaled $448,000 and $359,000, respectively. These expenditures were primarily due to recompletions of the Sugg AA 3 #1 and Sugg AA 3067 #1 wells located in Irion County, Texas. The III-C and III-D Partnerships own working interests of approximately 29.9% and 25.0%, respectively, in the Sugg AA 3 #1 well and 34.2% and 28.6%, respectively, in the Sugg AA 3067 #1 well. Other capital expenditures incurred by the Partnerships during the six months ended June 30, 2006 and 2005 were not material to the Partnerships' cash flows.

      Pursuant to the terms of the Partnership Agreements, the Partnerships were initially scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each

      Partnership for up to five periods of two years each. As of the date of this Quarterly Report, the General Partner has extended the terms of the Partnerships for their fourth extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                         Initial           Extensions       Current
      Partnership    Termination Date      Exercised    Termination Date
      -----------    -----------------     ---------    -----------------
         III-A       November 22, 1999          4       November 22, 2007
         III-B       January 24, 2000           4       December 31, 2007
         III-C       February 28, 2000          4       December 31, 2007
         III-D       September 5, 2000          4       December 31, 2007
         III-E       December 26, 2000          4       December 31, 2007
         III-F       March 7, 2001              4       December 31, 2007

      As of the date of this Quarterly Report, the General Partner has not yet determined whether to further extend the term of any Partnership.


CRITICAL ACCOUNTING POLICIES
----------------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of the properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment. When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized costs of oil and gas properties within a field exceeds the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the estimated discounted future cash flows from the properties. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.

      The Deferred Charge on the Balance Sheets represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. Conversely, the Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the Deferred Charge and Accrued Liability is the annual average production costs per Mcf.

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices for which the Partnerships are currently settling this liability. These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by negotiated or contractual payment to the underproduced party.


ASSET RETIREMENT OBLIGATIONS
----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be (i) recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and (ii) capitalized as part of the carrying amount of the well.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      The  Partnerships  are  not  aware  of  any  recently  issued   accounting
      pronouncements that will impact the Partnerships' future results of operations and financial position.


PROVED RESERVES AND NET PRESENT VALUE
-------------------------------------

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships, and are annually reviewed by an independent engineering firm. "Proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner.

                                III-A Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005              96,735        3,483,848
         Production                              ( 6,820)      (   97,516)
         Extensions and discoveries                    2            3,176
         Revisions of previous
            estimates                            (   215)      (   53,212)
                                                  ------        ---------

      Proved reserves, March 31, 2006             89,702        3,336,296
         Production                              ( 6,894)      (   84,764)
         Extensions and discoveries                   11            1,953
         Revisions of previous
            estimates                              6,071           96,052
                                                  ------        ---------

      Proved reserves, June 30, 2006              88,890        3,349,537
                                                  ======        =========



                                III-B Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005              60,591        1,408,960
         Production                              ( 4,850)      (   42,417)
         Extensions and discoveries                    1            1,341
         Revisions of previous
            estimates                              1,364       (   18,779)
                                                  ------        ---------

      Proved reserves, March 31, 2006             57,106        1,349,105
         Production                              ( 4,739)      (   34,124)
         Extensions and discoveries                    3              497
         Revisions of previous
            estimates                            (   581)      (   95,999)
                                                  ------        ---------

      Proved reserves, June 30, 2006              51,789        1,219,479
                                                  ======        =========

                                III-C Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005              89,290        4,704,441
         Production                              ( 2,712)      (  158,163)
         Extensions and discoveries                1,473          119,936
         Revisions of previous
            estimates                              2,456       (  109,182)
                                                  ------        ---------

      Proved reserves, March 31, 2006             90,507        4,557,032
         Production                              ( 2,778)      (  133,924)
         Extensions and discoveries               10,600          122,051
         Revisions of previous
            estimates                            (   988)      (  321,340)
                                                  ------        ---------

      Proved reserves, June 30, 2006              97,341        4,223,819
                                                  ======        =========

                                III-D Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005              83,877        2,407,268
         Production                             (  2,291)      (   84,478)
         Extensions and discoveries                1,215           96,460
         Revisions of previous
            estimates                                658       (   70,812)
                                                 -------        ---------

      Proved reserves, March 31, 2006             83,459        2,348,438
         Production                             (  2,407)      (   75,153)
         Extensions and discoveries                8,815           78,491
         Revisions of previous
            estimates                              1,200       (  173,003)
                                                 -------        ---------

      Proved reserves, June 30, 2006              91,067        2,178,773
                                                 =======        =========

                                III-E Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      ------------

      Proved reserves, Dec. 31, 2005             150,195        5,309,709
         Production                             (  4,192)      (  154,777)
         Extensions and discoveries                   11          143,125
         Revisions of previous
            estimates                           (  3,993)      (   83,964)
                                                 -------        ---------

      Proved reserves, March 31, 2006            142,021        5,214,093
         Production                             (  4,871)      (  147,749)
         Revisions of previous
            estimates                           (  8,624)      (  286,325)
                                                 -------        ---------

      Proved reserves, June 30, 2006             128,526        4,780,019
                                                 =======        =========


                                III-F Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             337,230        3,504,393
         Production                             (  5,130)      (   79,364)
         Extensions and discoveries                    7               20
         Revisions of previous
            estimates                             13,117       (  102,547)
                                                 -------        ---------

      Proved reserves, March 31, 2006            345,224        3,322,502
         Production                             (  4,562)      (   78,746)
         Extensions and discoveries                    -              187
         Revisions of previous
            estimates                              3,434       (  312,390)
                                                 -------        ---------

      Proved reserves, June 30, 2006             344,096        2,931,553
                                                 =======        =========

      The net present value of the Partnerships' reserves may change dramatically as oil and gas prices change or as volumes change for the reasons described above. Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum.

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of June 30, 2006, March 31, 2006, and December 31, 2005. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to June 30, 2006. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at June 30, 2006 will actually be realized for such production.

                                  Net Present Value of Reserves
                        -----------------------------------------------
      Partnership         6/30/06             3/31/06         12/31/05
      -----------       -----------         -----------     -----------
        III-A           $11,752,525         $13,164,434     $18,172,686
        III-B             5,368,024           6,084,467       8,094,147
        III-C            12,911,289          13,478,529      19,743,674
        III-D             7,741,492           7,505,439      10,571,683
        III-E            16,003,653          18,021,403      25,351,236
        III-F            14,966,678          15,791,540      20,515,797

                                     Oil and Gas Prices
                        -----------------------------------------------
        Pricing           6/30/06             3/31/06         12/31/05
      -----------       -----------         -----------     -----------
      Oil (Bbl)         $     73.94         $     66.25     $     61.06
      Gas (Mcf)                6.09                7.18           10.08


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which are very volatile.

      Additionally, lower prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

            *     Worldwide and domestic supplies of oil and natural gas;
            * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil prices and production quotas;
            * Political instability or armed conflict in oil-producing regions or around major shipping areas;
            *     The level of consumer demand and overall economic activity;
            *     The competitiveness of alternative fuels;
            * Weather conditions and the impact of weather- related events;
            *     The availability of pipelines for transportation;
            *     Domestic and foreign government regulations and taxes; and
            *     Market expectations.

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will continue. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues. Net revenues may also be affected by proceeds from property sales or additional costs resulting from well workovers, recompletions, new well drilling, and other events.

      In addition to pricing, the level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause volumes sold to increase, remain relatively constant, or decrease at an even greater rate over a given period. These factors include, but are not limited to:

            * Geophysical conditions which cause an acceleration of the decline in production;
            * The shutting-in of oil and gas wells due to low oil and gas prices (or the opening of previously shut-in wells due to high oil and gas prices), mechanical difficulties, loss of a market/transportation, or performance of workovers, recompletions, or other operations in the well;

            * Prior period volume adjustments made by the operators of the properties;
            * Adjustments in ownership or rights to production (such as adjustments that occur at payout or due to gas balancing); and
            *     Completion  of  enhanced   recovery  projects  which  increase
                  production for the well.

      Many of these factors can be very significant for a single well or for many wells over a short period of time. Due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal declines in production experienced on all remaining wells.

      III-A PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2006             2005
                                                ----------       ----------
      Oil and gas sales                         $1,041,693       $1,136,402
      Oil and gas production expenses           $  228,058       $  213,974
      Barrels produced                               6,894            8,162
      Mcf produced                                  84,764          105,753
      Average price/Bbl                         $    68.37       $    52.45
      Average price/Mcf                         $     6.73       $     6.70

      As shown in the table above, total oil and gas sales decreased $95,000 (8.3%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Of this decrease $67,000 and $141,000 were related to decreases in volumes of oil and gas sold. These decreases were partially offset by an increase of $110,000 related to an increase in the average price of oil sold.

      Volumes of oil and gas sold decreased 1,268 barrels and 20,989 Mcf for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The decrease in volumes of oil sold was primarily due to
      (i) the shutting-in of one significant well during late 2005 through mid 2006 in order to perform an unsuccessful workover and (ii) normal declines in production. As of the date of this Quarterly Report, the operator has not yet determined when or if the shut-in well will return to production and, if returned to production, at what rate. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2005, and (iii) the shutting-in of two significant wells during late 2005 through mid 2006 in order to perform workovers. As of the date of this Quarterly Report, the operator has not yet determined when or if the shut-in wells will return to production and, if returned to production, at what rate.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $14,000 (6.6%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This increase was primarily due to workover expenses incurred on one significant well during the three months ended June 30, 2006. This increase was partially offset by (i) workover expenses incurred on several other wells during the three months ended June 30, 2005 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 21.9% for the three months ended June 30, 2006 from 18.8% for the three months ended June 30, 2005, primarily due to the decrease in oil and gas sales and the dollar increase in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties increased $34,000 (147.1%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Of this increase
      (i) $7,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $2,000 was due to accretion of these additional asset retirement obligations. Other contributing factors to the increase were two significant wells being fully depleted during the three months ended June 30, 2006 due to their lack of remaining reserves. The increases in DD&A were partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 5.4% for the three months ended June 30, 2006 from 2.0% for the three months ended June 30, 2005, primarily due to the dollar increase in DD&A.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 7.0% for the three months ended June 30, 2006 from 6.5% for the three months ended June 30, 2005.

      SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2006             2005
                                                ----------       ----------
      Oil and gas sales                         $2,155,013       $2,170,098
      Oil and gas production expenses           $  481,476       $  576,322
      Barrels produced                              13,714           16,196
      Mcf produced                                 182,280          214,240
      Average price/Bbl                         $    65.50       $    48.95
      Average price/Mcf                         $     6.89       $     6.43

      As shown in the table above, total oil and gas sales remained relatively constant for the six months ended June 30, 2006 and 2005. Sales increases of $227,000 and $85,000 related to increases in the average prices of oil and gas sold were substantially offset by decreases of $122,000 and $205,000 related to decreases in volumes of oil and gas sold.

      Volumes of oil and gas sold decreased 2,482 barrels and 31,960 Mcf for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of one significant well during late 2005 through mid 2006 in order to perform an unsuccessful workover and (ii) normal declines in production. As of the date of this Quarterly Report, the operator has not yet determined when or if the shut-in well will return to production and, if returned to production, at what rate. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) positive prior period volume adjustments made by the operators on several wells during the six months ended June 30, 2005, and (iii) the shutting-in of several wells during late 2005 through mid 2006 in order to perform workovers. As of the date of this Quarterly Report, the operator has not yet determined when or if the shut-in wells will return to production and, if returned to production, at what rate.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $95,000 (16.5%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This decrease was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2005, (ii) a positive prior period production tax adjustment made by the operator on one significant well during the six months ended June 30, 2005, and (iii) a decrease in saltwater disposal expenses incurred on several wells during the six months ended June 30, 2006 as compared to the same period in 2005. As of the date of this Quarterly Report, management anticipates that these saltwater disposal expenses will remain at 2006 levels. These decreases were partially offset by workover expenses incurred on one significant well during the six months ended June 30, 2006. As a percentage of oil and gas sales, these expenses decreased to 22.3% for the six months ended June 30, 2006 from 26.6% for the six months ended June 30, 2005, primarily due to the dollar decrease in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties increased $37,000 (79.2%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this increase
      (i) $13,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $4,000 was due to accretion of these additional asset retirement obligations. Other contributing factors to the increase were two significant wells being fully depleted during the six months ended June 30, 2006 due to their lack of remaining reserves. The increases in DD&A were partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 3.9% for the six months ended June 30, 2006 from 2.2% for the six months ended June 30, 2005, primarily due to the dollar increase in DD&A.

      General and administrative expenses increased $2,000 (1.5%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percentage of oil and gas sales, these expenses increased to 7.9% for the six months ended June 30, 2006 from 7.8% for the six months ended June 30, 2005.

      The Limited  Partners have received  cash  distributions  through June 30,
      2006  totaling   $43,338,701  or  164.18%  of  Limited  Partners'  capital
      contributions.

      III-B PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2006            2005
                                                  --------        --------
      Oil and gas sales                           $563,165        $605,293
      Oil and gas production expenses             $139,565        $118,014
      Barrels produced                               4,739           5,712
      Mcf produced                                  34,124          45,921
      Average price/Bbl                           $  68.53        $  52.35
      Average price/Mcf                           $   6.99        $   6.67

      As shown in the table above, total oil and gas sales decreased $42,000 (7.0%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Of this decrease $51,000 and $79,000 were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of $77,000 and $11,000 related to increases in the average prices of oil and gas sold.

      Volumes of oil and gas sold decreased 973 barrels and 11,797 Mcf for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The decrease in volumes of oil sold was primarily due to
      (i) the shutting-in of one significant well during late 2005 through mid 2006 in order to perform an unsuccessful workover and (ii) normal declines in production. As of the date of this Quarterly Report, the operator has not yet determined when or if the shut-in well will return to production and, if returned to production, at what rate. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2005, and (iii) the shutting-in of two significant wells during late 2005 through mid 2006 in order to perform workovers. As of the date of this Quarterly Report, the operator has not yet determined when or if the shut-in wells will return to production and, if returned to production, at what rate.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $22,000 (18.3%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This increase was primarily due to workover expenses incurred on one significant well during the three months ended June 30, 2006. This increase was partially offset by (i) workover expenses incurred on several other wells during the three months ended June 30, 2005 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 24.8% for the three months ended June 30, 2006 from 19.5% for the three months ended June 30, 2005, primarily due to the dollar increase in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties increased $22,000 (173.7%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Of this increase
      (i) $5,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $2,000 was due to accretion of these additional asset retirement obligations. Other contributing factors to the increase were two significant wells being fully depleted during the three months ended June 30, 2006 due to their lack of remaining reserves. The increases in DD&A were partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 6.0% for the three months ended June 30, 2006 from 2.1% for the three months ended June 30, 2005, primarily due to the dollar increase in DD&A.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 6.9% for the three months ended June 30, 2006 from 6.5% for the three months ended June 30, 2005.

      SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                     2006          2005
                                                  ----------    ----------
      Oil and gas sales                           $1,153,636    $1,130,446
      Oil and gas production expenses             $  295,009    $  335,254
      Barrels produced                                 9,589        11,110
      Mcf produced                                    76,541        90,715
      Average price/Bbl                           $    65.21    $    49.06
      Average price/Mcf                           $     6.90    $     6.45

      As shown in the table above, total oil and gas sales increased $23,000 (2.1%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this increase $155,000 and $34,000 were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $75,000 and $91,000 related to decreases in volumes of oil and gas sold.

      Volumes of oil and gas sold decreased 1,521 barrels and 14,174 Mcf for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of one significant well during late 2005 through mid 2006 in order to perform an unsuccessful workover and (ii) normal declines in production. As of the date of this Quarterly Report, the operator has not yet determined when or if the shut-in well will return to production and, if returned to production, at what rate. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a positive prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2005, and (iii) the shutting-in of several other wells during late 2005 through mid 2006 in order to perform workovers. As of the date of this Quarterly Report, the operator has not yet determined when or if the shut-in wells will return to production and, if returned to production, at what rate.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $40,000 (12.0%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This decrease was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2005, (ii) a positive prior period production tax adjustment made by the operator on one significant well during the six months ended June 30, 2005, and (iii) a decrease in saltwater disposal expenses incurred on several wells during the six months ended June 30, 2006 as compared to the same period in 2005. As of the date of this Quarterly Report, management anticipates that these saltwater disposal expenses will remain at 2006 levels. These decreases were partially offset by workover expenses incurred on one significant well during the six months ended June 30, 2006. As a percentage of oil and gas sales, these expenses decreased to 25.6% for the six months ended June 30, 2006 from 29.7% for the six months ended June 30, 2005, primarily due to the dollar decrease in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties increased $33,000 (192.8%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this increase
      (i) $9,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $3,000 was due to accretion of these additional asset retirement obligations. Other contributing factors to the increase were two significant wells being fully depleted during the six months ended June 30, 2006 due to their lack of remaining reserves. The increases in DD&A were partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 4.3% for the six months ended June 30, 2006 from 1.5% for the six months ended June 30, 2005, primarily due to the dollar increase in DD&A.

      General and administrative expenses increased $2,000 (2.1%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percentage of oil and gas sales, these expenses remained constant at 8.8% for the six months ended June 30, 2006 and 2005.

      The Limited  Partners have received  cash  distributions  through June 30,
      2006  totaling   $23,942,353  or  173.07%  of  Limited  Partners'  capital
      contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

                                               Three Months Ended June 30,
                                               ---------------------------
                                                   2006            2005
                                                ----------       --------
      Oil and gas sales                         $1,000,961       $982,319
      Oil and gas production expenses           $  257,345       $152,545
      Barrels produced                               2,778          2,286
      Mcf produced                                 133,924        143,514
      Average price/Bbl                         $    67.41       $  50.81
      Average price/Mcf                         $     6.08       $   6.04

      As shown in the table above, total oil and gas sales increased $19,000 (1.9%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Of this increase (i) $46,000 and $6,000 were related to increases in the average prices of oil and gas sold and (ii) $25,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of $58,000 related to a decrease in volumes of gas sold.

      Volumes of oil sold increased 492 barrels, while volumes of gas sold decreased 9,590 Mcf for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well following its successful recompletion during early 2006 and (ii) the successful completion of several new wells during 2005 and early 2006. These increases were partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during the three months ended June 30, 2005. These decreases were partially offset by (i) the successful completion of several new wells during 2005 and early 2006 and (ii) increases in production on two significant wells following their successful recompletions during early 2006.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $105,000 (68.7%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This increase was primarily due to (i) a $50,000 decrease in lease operating expenses during the three months ended June 30, 2005 resulting from a decrease in the III-C Partnership's gas balancing position on several wells, (ii) workover expenses incurred on several wells during the three months ended June 30, 2006, and (iii) repair and maintenance expenses incurred on several other wells during the three months ended June 30, 2006. These increases were partially offset by workover expenses incurred on several other wells during the three months ended June 30, 2005. As a percentage of oil and gas sales, these expenses increased to 25.7% for the three months ended June 30, 2006 from 15.5% for the three months ended June 30, 2005, primarily due to the dollar increase in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties increased $32,000 (77.1%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This increase was primarily due to (i) one significant well being fully depleted during the three months ended June 30, 2006 due to its lack of remaining reserves and (ii) downward revisions in the estimates of remaining gas reserves since June 30, 2005. Other contributing factors to the increase were increases of (i) $7,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $2,000 due to accretion of these additional asset retirement obligations. The increases in DD&A were partially offset by another significant well being fully depleted during the three months ended June 30, 2005 due to its lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 7.4% for the three months ended June 30, 2006 from 4.3% for the three months ended June 30, 2005, primarily due to the dollar increase in DD&A.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses decreased to 6.8% for the three months ended June 30, 2006 from 6.9% for the three months ended June 30, 2005.

      SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2006             2005
                                                ----------       ----------
      Oil and gas sales                         $2,233,942       $1,936,824
      Oil and gas production expenses           $  533,220       $  373,697
      Barrels produced                               5,490            4,755
      Mcf produced                                 292,087          277,720
      Average price/Bbl                         $    64.65       $    48.74
      Average price/Mcf                         $     6.43       $     6.14

      As shown in the table above, total oil and gas sales increased $297,000 (15.3%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this increase (i) $87,000 and $86,000 were related to increases in the average prices of oil and gas sold and (ii) $36,000 and $88,000 were related to increases in volumes of oil and gas sold.

      Volumes of oil and gas sold increased 735 barrels and 14,367 Mcf for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well following its successful recompletion during early 2006 and (ii) the successful completion of several new wells during 2005 and early 2006. These increases were partially offset by normal declines in production. The increase in volumes of gas sold was primarily due to (i) the successful completion of several new wells during 2005 and early 2006 and (ii) increases in production on several other wells following their successful recompletions during early 2006. These increases were partially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $160,000 (42.7%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2006, (ii) a $50,000 decrease in lease operating expenses during the six months ended June 30, 2005 resulting from a decrease in the III-C Partnership's gas balancing position on several wells, and (iii) repair and maintenance expenses incurred on several other wells during the six months ended June 30, 2006. These increases were partially offset by workover expenses incurred on several wells during the six months ended June 30, 2005. As a percentage of oil and gas sales, these expenses increased to 23.9% for the six months ended June 30, 2006 from 19.3% for the six months ended June 30, 2005, primarily due to the dollar increase in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties increased $35,000 (36.9%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this increase
      (i) $11,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $4,000 was due to accretion of these additional asset retirement obligations. Other contributing factors to the increase were (i) one significant well being fully depleted during the six months ended June 30, 2006 due to its lack of remaining reserves and (ii) an increase in depletable oil and gas properties during the six months ended June 30, 2006 primarily due to the recompletion of another significant well. The increases in DD&A were partially offset by one significant well being fully depleted during the six months ended June 30, 2005 due to its lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 5.7% for the six months ended June 30, 2006 from 4.8% for the six months ended June 30, 2005, primarily due to the dollar increase in DD&A.

      General and administrative expenses increased $2,000 (1.5%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percentage of oil and gas sales, these expenses decreased to 7.2% for the six months ended June 30, 2006 from 8.1% for the six months ended June 30, 2005, primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2006  totaling   $32,710,795  or  133.77%  of  Limited  Partners'  capital
      contributions.

      III-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

                                               Three Months Ended June 30,
                                               ---------------------------
                                                  2006              2005
                                                --------          --------
      Oil and gas sales                         $585,954          $557,045
      Oil and gas production expenses           $138,288          $ 89,224
      Barrels produced                             2,407             2,101
      Mcf produced                                75,153            75,890
      Average price/Bbl                         $  66.82          $  49.88
      Average price/Mcf                         $   5.66          $   5.96

      As shown in the table above, total oil and gas sales increased $29,000 (5.2%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Of this increase (i) $41,000 was related to an increase in the average price of oil sold and (ii) $15,000 was related to an increase in volumes of oil sold. These increases were partially offset by decreases of (i) $23,000 related to a decrease in the average price of gas sold and (ii) $4,000 related to a decrease in volumes of gas sold.

      Volumes of oil sold increased 306 barrels, while volumes of gas sold decreased 737 Mcf for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well following its successful recompletion during early 2006 and (ii) the successful completion of several new wells during 2005 and early 2006. These increases were partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the operators on several wells during the three months ended June 30, 2005 and (ii) normal declines in production. These decreases were partially offset by (i) the successful completion of several new wells during 2005 and early 2006 and (ii) increases in production on two significant wells following their successful recompletions during early 2006.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $49,000 (55.0%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This increase was primarily due to (i) a $34,000 decrease in lease operating expense during the three months ended June 30, 2005 resulting from a decrease in the III-D Partnership's gas balancing position on several wells, (ii) a positive prior period lease operating expense adjustment made on one significant well during the three months ended June 30, 2006, and (iii) workover expenses incurred on another significant well during the three months ended June 30, 2006. These increases were partially offset by workover expenses incurred on two significant wells during the three months ended June 30, 2005. As a percentage of oil and gas sales, these expenses increased to 23.6% for the three months ended June 30, 2006 from 16.0% for the three months ended June 30, 2005, primarily due to the dollar increase in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties increased $15,000 (64.1%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This increase was primarily due to (i) one significant well being fully depleted during the three months ended June 30, 2006 due to its lack of remaining reserves and (ii) an increase in depletable oil and gas properties during the three months ended June 30, 2006 primarily due to the recompletion of another significant well. Other contributing factors to the increase were increases of (i) $3,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $1,000 due to accretion of these additional asset retirement obligations. The increases in DD&A were partially offset by an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well. As a percentage of oil and gas sales, this expense increased to 6.4% for the three months ended June 30, 2006 from 4.1% for the three months ended June 30, 2005, primarily due to the dollar increase in DD&A.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses decreased to 6.4% for the three months ended June 30, 2006 from 6.7% for the three months ended June 30, 2005.

      SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2006             2005
                                                ----------       ----------
      Oil and gas sales                         $1,300,940       $1,092,106
      Oil and gas production expenses           $  306,634       $  213,947
      Barrels produced                               4,698            4,500
      Mcf produced                                 159,631          152,605
      Average price/Bbl                         $    63.64       $    47.61
      Average price/Mcf                         $     6.28       $     5.75

      As shown in the table above, total oil and gas sales increased $209,000 (19.1%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this increase (i) $75,000 and $84,000 were related to increases in the average prices of oil and gas sold and (ii) $10,000 and $40,000 were related to increases in volumes of oil and gas sold.

      Volumes of oil and gas sold increased 198 barrels and 7,026 Mcf for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well following its successful recompletion during early 2006 and (ii) the successful completion of several new wells during 2005 and early 2006. These increases were partially offset by normal declines in production. The increase in volumes of gas sold was primarily due to (i) the successful completion of several new wells during 2005 and early 2006 and (ii) increases in production on several other wells following their successful recompletions during early 2006. These increases were partially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $93,000 (43.3%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was primarily due to (i) a $34,000 decrease in lease operating expenses during the six months ended June 30, 2005 resulting from a decrease in the III-D Partnership's gas balancing position on several wells, (ii) a positive prior period lease operating expense adjustment made on one significant well during the six months ended June 30, 2006, and (iii) repair and maintenance expenses incurred on several other wells during the six months ended June 30, 2006. These increases were partially offset by workover expenses incurred on two significant wells during the six months ended June 30, 2005. As a percentage of oil and gas sales, these expenses increased to 23.6% for the six months ended June 30, 2006 from 19.6% for the six months ended June 30, 2005, primarily due to the dollar increase in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties increased $31,000 (77.1%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was primarily due to (i) an increase in depletable oil and gas properties during the six months ended June 30, 2006 primarily due to the recompletion of two significant wells and (ii) one significant well being fully depleted during the six months ended June 30, 2006 due to the lack of remaining reserves. Other contributing factors to the increase were increases of (i) $6,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $2,000 due to accretion of these additional asset retirement obligations. The increases in DD&A were partially offset by an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well. As a percentage of oil and gas sales, this expense increased to 5.4% for the six months ended June 30, 2006 from 3.7% for the six months ended June 30, 2005, primarily due to the dollar increase in DD&A.

      General and administrative expenses increased $3,000 (2.6%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percentage of oil and gas sales, these expenses decreased to 7.5% for the six months ended June 30, 2006 from 8.7% for the six months ended June 30, 2005, primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2006  totaling   $18,225,669  or  139.12%  of  Limited  Partners'  capital
      contributions.

      III-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2006             2005
                                                ----------       ----------
      Oil and gas sales                         $1,125,106       $1,353,943
      Oil and gas production expenses           $  250,540       $  307,948
      Barrels produced                               4,871            6,195
      Mcf produced                                 147,749          172,213
      Average price/Bbl                         $    60.61       $    47.24
      Average price/Mcf                         $     5.62       $     6.16

      As shown in the table above, total oil and gas sales decreased $229,000 (16.9%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Of this decrease (i) $62,000 and $151,000 were related to decreases in volumes of oil and gas sold and (ii) $81,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of $65,000 related to an increase in the average price of oil sold.

      Volumes of oil and gas sold decreased 1,324 barrels and 24,464 Mcf for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of two significant wells during early to mid 2006 in order to perform workovers, and (iii) another significant well being temporarily shut-in during the three months ended June 30, 2006 due to low well pressure. As of the date of this Quarterly Report, two of the shut-in wells have returned to production at a higher rate than previously experienced and the third shut-in well is producing at a lower rate than previously experienced. These decreases were partially offset by an increase in production on one significant well following its successful recompletion during early 2006.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $57,000 (18.6%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This decrease was primarily due to (i) a $76,000 decrease in lease operating expenses during the three months ended June 30, 2006 resulting from a decrease in the III-E Partnership's gas balancing position on several wells, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) workover expenses incurred on one significant well during the three months ended June 30, 2005. These decreases were partially offset by workover expenses incurred on several other wells during the three months ended June 30, 2006. As a percentage of oil and gas sales, these expenses decreased to 22.3% for the three months ended June 30, 2006 from 22.7% for the three months ended June 30, 2005.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties increased $19,000 (44.6%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This increase was primarily due to (i) downward revisions in the estimates of remaining oil and gas reserves since June 30, 2005 and (ii) an increase in depletable oil and gas properties during the three months ended June 30, 2006 primarily due to the recompletion of one significant well. Other contributing factors to the increase were increases of (i) $9,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $3,000 due to accretion of these additional asset retirement obligations. The increases in DD&A were partially offset by (i) an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 5.4% for the three months ended June 30, 2006 from 3.1% for the three months ended June 30, 2005, primarily due to the dollar increase in DD&A.

      General and administrative expenses increased $1,000 (1.0%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. As a percentage of oil and gas sales, these expenses increased to 10.5% for the three months ended June 30, 2006 from 8.6% for the three months ended June 30, 2005, primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2006             2005
                                                ----------       ----------
      Oil and gas sales                         $2,424,884       $2,570,627
      Oil and gas production expenses           $  564,186       $  666,916
      Barrels produced                               9,063           12,380
      Mcf produced                                 302,526          344,436
      Average price/Bbl                         $    59.99       $    45.37
      Average price/Mcf                         $     6.22       $     5.83

      As shown in the table above, total oil and gas sales decreased $146,000 (5.7%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this decrease $151,000 and $244,000 were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of $132,000 and $117,000 related to increases in the average prices of oil and gas sold.

      Volumes of oil and gas sold decreased 3,317 barrels and 41,910 Mcf for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of two significant wells during early to mid 2006 in order to perform workovers, and (iii) another significant well being temporarily shut-in during the six months ended June 30, 2006 due to low well pressure. As of the date of this Quarterly Report, two of the shut-in wells have returned to production at a higher rate than previously experienced and the third shut-in well is producing at a lower rate than previously experienced. These decreases were partially offset by an increase in production on one significant well following its successful recompletion during early 2006.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $103,000 (15.4%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This decrease was primarily due to (i) a $76,000 decrease in lease operating expenses during the six months ended June 30, 2006 resulting from a decrease in the III-E Partnership's gas balancing position on several wells, (ii) workover expenses incurred on one significant well during the six months ended June 30, 2005, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by workover expenses incurred on several other wells during the six months ended June 30, 2006. As a percentage of oil and gas sales, these expenses decreased to 23.3% for the six months ended June 30, 2006 from 25.9% for the six months ended June 30, 2005, primarily due to the dollar decrease in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties increased $47,000 (54.4%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was primarily due to (i) downward revisions in the estimates of remaining oil and gas reserves since June 30, 2005 and (ii) an increase in depletable oil and gas properties during the six months ended June 30, 2006 primarily due to the recompletion of one significant well. Other contributing factors to the increase were increases of (i) $15,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $6,000 due to accretion of these additional asset retirement obligations. The increases in DD&A were partially offset by (i) the decreases in volumes of oil and gas sold and (ii) an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well. As a percentage of oil and gas sales, this expense increased to 5.5% for the six months ended June 30, 2006 from 3.3% for the six months ended June 30, 2005, primarily due to the dollar increase in DD&A.

      General and administrative expenses increased $4,000 (1.6%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percentage of oil and gas sales, these expenses increased to 10.7% for the six months ended June 30, 2006 from 9.9% for the six months ended June 30, 2005.

      The Limited  Partners have received  cash  distributions  through June 30,
      2006  totaling   $53,944,016  or  128.97%  of  Limited  Partners'  capital
      contributions.

      III-F PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2006            2005
                                                  --------        --------
      Oil and gas sales                           $733,032        $811,137
      Oil and gas production expenses             $197,757        $163,071
      Barrels produced                               4,562           4,989
      Mcf produced                                  78,746          89,254
      Average price/Bbl                           $  65.94        $  52.40
      Average price/Mcf                           $   5.49        $   6.16

      As shown in the table above, total oil and gas sales decreased $78,000 (9.6%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Of this decrease (i) $22,000 and $65,000 were related to decreases in volumes of oil and gas sold and (ii) $53,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of $62,000 related to an increase in the average price of oil sold.

      Volumes of oil and gas sold decreased 427 barrels and 10,508 Mcf for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of two significant wells during early to mid 2006 in order to perform workovers, and (iii) another significant well being temporarily shut-in during the three months ended June 30, 2006 due to low well pressure. As of the date of this Quarterly Report, two of the shut-in wells have returned to production at a higher rate than previously experienced and the third shut-in well is producing at a lower rate than previously experienced.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $35,000 (21.3%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended June 30, 2006, (ii) positive prior period production tax adjustments on two significant wells during the three months ended June 30, 2006, and (iii) repair and maintenance expenses incurred on another significant well during the three months ended June 30, 2006. As a percentage of oil and gas sales, these expenses increased to 27.0% for the three months ended June 30, 2006 from 20.1% for the three months ended June 30, 2005, primarily due to the dollar increase in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties increased $10,000 (24.5%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This increase was primarily due to downward revisions in the estimates of remaining gas reserves since June 30, 2005. Other contributing factors to the increase were increases of (i) $4,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $1,000 due to accretion of these additional asset retirement obligations. The increases in DD&A were partially offset by (i) an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 6.8% for the three months ended June 30, 2006 from 5.0% for the three months ended June 30, 2005, primarily due to the dollar increase in DD&A.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 8.5% for the three months ended June 30, 2006 from 7.7% for the three months ended June 30, 2005, primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2006           2005
                                                  ----------     ----------
      Oil and gas sales                           $1,594,898     $1,631,089
      Oil and gas production expenses             $  416,947     $  370,921
      Barrels produced                                 9,692         10,378
      Mcf produced                                   158,110        189,504
      Average price/Bbl                           $    62.14     $    49.42
      Average price/Mcf                           $     6.28     $     5.90

      As shown in the table above, total oil and gas sales decreased $36,000 (2.2%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this decrease $34,000 and $185,000 were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of $123,000 and $60,000 related to increases in the average prices of oil and gas sold.

      Volumes of oil and gas sold decreased 686 barrels and 31,394 Mcf for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of two significant wells during early to mid 2006 in order to perform workovers, and (iii) another significant well being temporarily shut-in during the six months ended June 30, 2006 due to low well pressure. As of the date of this Quarterly Report, two of the shut-in wells have returned to production at a higher rate than previously experienced and the third shut-in well is producing at a lower rate than previously experienced.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $46,000 (12.4%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2006, (ii) positive prior period production tax adjustments on two significant wells during the six months ended June 30, 2006, and (iii) repair and maintenance expenses incurred on another significant well during the six months ended June 30, 2006. As a percentage of oil and gas sales, these expenses increased to 26.1% for the six months ended June 30, 2006 from 22.7% for the six months ended June 30, 2005, primarily due to the dollar increase in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties increased $16,000 (21.3%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was primarily due to downward revisions in the estimates of remaining gas reserves since June 30, 2005. Other contributing factors to the increase were increases of (i) $7,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $3,000 due to accretion of these additional asset retirement obligations. The increases in DD&A were partially offset by (i) the decreases in volumes of oil and gas sold and (ii) an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well. As a percentage of oil and gas sales, this expense increased to 5.9% for the six months ended June 30, 2006 from 4.7% for the six months ended June 30, 2005, primarily due to the dollar increase in DD&A.

      General and administrative expenses increased $2,000 (1.6%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percentage of oil and gas sales, these expenses increased to 9.3% for the six months ended June 30, 2006 from 8.9% for the six months ended June 30, 2005.

      The Limited  Partners have received  cash  distributions  through June 30,
      2006  totaling   $23,273,904  or  105.08%  of  Limited  Partners'  capital
      contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     CONTROLS AND PROCEDURES

            As of the end of the period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS

31.1     Certification   by  Dennis  R.  Neill  required  by  Rule
         13a-14(a)/15d-14(a) for the III-A Partnership.

31.2     Certification   by  Craig  D.  Loseke  required  by  Rule
         13a-14(a)/15d-14(a) for the III-A Partnership.

31.3     Certification   by  Dennis  R.  Neill  required  by  Rule
         13a-14(a)/15d-14(a) for the III-B Partnership.

31.4     Certification   by  Craig  D.  Loseke  required  by  Rule
         13a-14(a)/15d-14(a) for the III-B Partnership.

31.5     Certification   by  Dennis  R.  Neill  required  by  Rule
         13a-14(a)/15d-14(a) for the III-C Partnership.

31.6     Certification   by  Craig  D.  Loseke  required  by  Rule
         13a-14(a)/15d-14(a) for the III-C Partnership.

31.7     Certification   by  Dennis  R.  Neill  required  by  Rule
         13a-14(a)/15d-14(a) for the III-D Partnership.

31.8     Certification   by  Craig  D.  Loseke  required  by  Rule
         13a-14(a)/15d-14(a) for the III-D Partnership.

31.9     Certification   by  Dennis  R.  Neill  required  by  Rule
         13a-14(a)/15d-14(a) for the III-E Partnership.

31.10    Certification   by  Craig  D.  Loseke  required  by  Rule
         13a-14(a)/15d-14(a) for the III-E Partnership.

31.11    Certification   by  Dennis  R.  Neill  required  by  Rule
         13a-14(a)/15d-14(a) for the III-F Partnership.

31.12    Certification   by  Craig  D.  Loseke  required  by  Rule
         13a-14(a)/15d-14(a) for the III-F Partnership.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-A Partnership.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-B Partnership.

32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-C Partnership.

32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-D Partnership.

32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-E Partnership.

32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-F Partnership.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 14, 2006          By:     /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 14, 2006          By:     /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------


Exh.
No.         Exhibit
----        -------

31.1        Certification    by   Dennis   R.   Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership III-A.

31.2        Certification    by   Craig   D.    Loseke    required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership III-A.

31.3        Certification     Dennis    R.    Neill     required    by    Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership III-B.

31.4        Certification     Craig    D.    Loseke     required    by    Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership III-B.

31.5        Certification    by   Dennis   R.   Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership III-C.

31.6        Certification    by   Craig   D.    Loseke    required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership III-C.

31.7        Certification    by   Dennis   R.   Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership III-D.

31.8        Certification    by   Craig   D.    Loseke    required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership III-D.

31.9        Certification    by   Dennis   R.   Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership III-E.

31.10       Certification    by   Craig   D.    Loseke    required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership III-E.

31.11       Certification    by   Dennis   R.   Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership III-F.

31.12       Certification    by   Craig   D.    Loseke    required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership III-F.

32.1 Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-A.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-B.

32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-C.

32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-D.

32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-E.

32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-F.